Form 10-K
period 2025-12-31
BMW Vehicle Lease Trust 2025-1
filed 2026-03-24
CIK 2069400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number of issuing entity: 333-283340-02
Commission file number of depositor: 333-283340

BMW VEHICLE LEASE TRUST 2025-1
(Exact name of issuing entity as specified in its charter)
Central Index Key Number of issuing entity: 0002069400

BMW AUTO LEASING LLC
(Exact name of depositor and registrant as specified in its charter)
Central Index Key Number of depositor and registrant: 0001126530

BMW FINANCIAL SERVICES NA, LLC
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001541188

Delaware (State or other jurisdiction of incorporation or organization of issuing entity)	22-2013053 (I.R.S. Employer Identification No.)

c/o BMW Financial Services NA, LLC 300 Chestnut Ridge Road Woodcliff Lake, NJ (Address of principal executive offices of issuing entity)	07677-7739 (Zip Code)
Registrant’s telephone number, including area code: (201) 307-4000

Securities registered pursuant to Section 12(b) of the Act: None
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  ☐  Yes        ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes        ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
  ☐  Yes        ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
  ☐  Yes        ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.          Business.
Item 1A.       Risk Factors.
Item 1C.              Cybersecurity.
Item 2.          Properties.
Item 3.          Legal Proceedings.

Item 1B.          Unresolved Staff Comments.

None.

Item 4.          Mine Safety Disclosures.

Not applicable.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB.  Significant Obligors of Pool Assets.

No single obligor represents 10% or more of the asset pool owned by BMW Vehicle Lease Trust 2025-1 (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets owned by the Issuing Entity or payments on the notes (the “Notes”) or the certificate (the “Certificate”) issued by the Issuing Entity representing 10% or more of the cash flow supporting any offered class of the Notes.

Item 1115(b) of Regulation AB.  Certain Derivatives Instruments.

No entity or group of affiliated entities provides any external derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity or to either make payments on the pool assets owned by the Issuing Entity or payments on the Notes or the Certificate.

Item 1117 of Regulation AB.  Legal Proceedings.

To the knowledge of BMW Financial Services NA, LLC and BMW Auto Leasing LLC, there are no legal proceedings pending, or governmental proceedings contemplated, against BMW Financial Services NA, LLC, BMW Auto Leasing LLC, BMW Manufacturing L.P., Financial Services Vehicle Trust or the Issuing Entity that would be material to holders of any Notes.
The following six paragraphs are disclosures received from U.S. Bank Trust Company, National Association (“U.S. Bank Trust Co.”), which serves as the indenture trustee under the indenture for the BMW Vehicle Lease Trust 2025-1 transaction.

U.S. Bank National Association (“U.S. Bank N.A.”) made a strategic decision to reposition its corporate trust business by transferring substantially all of its corporate trust business to its affiliate, U.S. Bank Trust Co., a non-depository trust company (U.S. Bank N.A. and U.S. Bank Trust Co. are collectively referred to herein as “U.S. Bank”).  Upon U.S. Bank Trust Co.’s succession to the business of U.S. Bank N.A., it became a wholly owned subsidiary of U.S. Bank N.A.

U.S. Bank N.A. and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank N.A. and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank N.A. cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.
On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank N.A. in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank N.A. concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.
U.S. Bank N.A. has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.
U.S. Bank N.A. denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses.  It has contested and intends to continue contesting the plaintiffs’ claims vigorously.
The following paragraph is disclosure received from The Bank of New York Mellon, which serves as trustee under the trust agreement creating Financial Services Vehicle Trust, which agreement was amended and restated as of September 27, 1996, by and between BMW Manufacturing L.P. and BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware), as trustee.
In the ordinary course of business, The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., and BNY Mellon Trust of Delaware (collectively, “BNY Mellon”) are named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, BNY Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, BNY Mellon denies liability and intends to defend the litigations vigorously.
The following paragraph is disclosure received from Wilmington Trust, National Association (“WTNA”), which serves as owner trustee under the trust agreement creating BMW Vehicle Lease Trust 2025-1, which agreement was amended and restated as of June 10, 2025, by and between BMW Auto Leasing LLC and WTNA, as owner trustee.
On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions.  The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.  WTNA does not believe that the ultimate resolution of this proceeding, or any other proceedings, would be material to the security holders.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.
Item 8.              Financial Statements and Supplementary Data.
Item 9.              Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.        Controls and Procedures.
Item 9B. Other Information.
Nothing to report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.          Directors, Executive Officers and Corporate Governance.
Item 11.          Executive Compensation.
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.          Certain Relationships and Related Transactions, and Director Independence.
Item 14.          Principal Accountant Fees and Services.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB.  Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of BMW Financial Services NA, LLC and U.S. Bank Trust Co. (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the asset pool owned by the Issuing Entity during the year ended December 31, 2025 (the “2025 Reporting Period”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2025, and for the 2025 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the Attestation Report for BMW Financial Services NA, LLC has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to BMW Financial Services NA, LLC.

Neither the Report on Assessment nor the Attestation Report for U.S. Bank Trust Co. has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to U.S. Bank Trust Co.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

BMW Financial Services NA, LLC has been identified by the registrant as a servicer during the 2025 Reporting Period with respect to the assets pool owned by the Issuing Entity.  BMW Financial Services NA, LLC has provided a statement of compliance for the 2025 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)     The following documents are filed as part of this report:

(1)	Not applicable.
(2)	Not applicable.
(3)	See Item 15(b) below.

(b)     Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1
Certificate of Formation of BMW Auto Leasing LLC (the “Depositor”), as currently in effect, incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form S-1 (File Number 333-43128-01), filed with the SEC by the Depositor on October 31, 2000.

3.2
Amended and Restated Limited Liability Company Agreement of the Depositor, as amended and currently in effect, incorporated by reference to Exhibit 3.2 to Registration Statement on Form SF-3 (File Number 333-227645) filed with the SEC by the Depositor on October 1, 2018.

3.3
Agreement of Limited Partnership of BMW Manufacturing L.P. (“BMW LP”), dated as of February 12, 1996, between BMW Facility Partners, Inc. and BMW Financial Services NA, LLC (“BMW FS”), incorporated by reference to Exhibit 3.3 to Amendment No. 2 to Registration Statement on Form S-1 (File Number 333-43128-01), filed with the SEC by the Depositor on October 31, 2000.

4.1
Indenture, dated as of June 10, 2025, between BMW Vehicle Lease Trust 2025-1 (the “Issuing Entity”) and U.S. Bank Trust Company, National Association, as indenture trustee (the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on June 10, 2025.

10.1
Trust Agreement, amended and restated as of September 27, 1996, by and between BMW LP and BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware), as trustee, incorporated by reference to Exhibit 10.1 to Amendment No. 2 to Registration Statement on Form S-1 (File Number 333-43128-01), filed with the SEC by the Depositor on October 31, 2000.

10.2
Vehicle Trust Supplement, dated as of June 10, 2025, between BMW LP, as grantor and UTI Beneficiary, and BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware), as vehicle trustee, incorporated by reference to Exhibit 10.2 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on June 10, 2025.

10.3
Servicing Agreement, dated as of August 30, 1995 (the “Basic Servicing Agreement”), between Financial Services Vehicle Trust (“FSVT”) and BMW FS, incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement on Form S-1 (File Number 333-43128-01), filed with the SEC by the Depositor on October 31, 2000.

10.4
2025-1 SUBI Servicing Supplement, dated as of June 10, 2025, among BMW FS, as servicer, FSVT, as vehicle trust, and BMW LP, as UTI Beneficiary, incorporated by reference to Exhibit 10.4 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on June 10, 2025, to the Basic Servicing Agreement.

10.5
SUBI Certificate Transfer Agreement, dated as of June 10, 2025, between BMW LP, as transferor, and the Depositor, as transferee, incorporated by reference to Exhibit 10.5 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on June 10, 2025.

10.6
Issuer SUBI Certificate Transfer Agreement, dated as of June 10, 2025, between the Depositor, as transferor, and the Issuing Entity, as transferee, incorporated by reference to Exhibit 10.6 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on June 10, 2025.

10.7
Amended and Restated Trust Agreement, dated as of June 10, 2025, between the Depositor and Wilmington Trust, National Association, as owner trustee, incorporated by reference to Exhibit 10.7 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on June 10, 2025.

10.8
Issuer Administration Agreement, dated as of June 10, 2025, among BMW FS, as administrator, the Issuing Entity, the Depositor, as transferor, and the Indenture Trustee, incorporated by reference to Exhibit 10.8 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on June 10, 2025.

10.9
Back-Up Security Agreement, dated as of June 10, 2025, among FSVT, BMW LP, the Depositor, the Issuing Entity and the Indenture Trustee, incorporated by reference to Exhibit 10.9 to the Issuing Entity’s Form 8‑K, filed with the SEC by the Issuing Entity on June 10, 2025.

10.10
Asset Representations Review Agreement, dated as of June 10, 2025, among BMW FS, the Issuing Entity and Clayton Fixed Income Services, LLC, as asset representations reviewer, incorporated by reference to Exhibit 10.10 to the Issuing Entity’s Form 8‑K, filed with the SEC by the Issuing Entity on June 10, 2025.

10.11
Control Agreement, dated as of June 10, 2025, among the Issuing Entity, as initial-secured party, U.S. Bank Trust Company, National Association, as Indenture Trustee and as assignee-secured party, and U.S. Bank National Association, as securities intermediary, incorporated by reference to Exhibit 10.11 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on June 10, 2025.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1*	Certification Regarding Compliance with Applicable Servicing Criteria for BMW FS.
33.2*	Management’s Assertion − Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank Trust Company, National Association.
34.1*	Report of Independent Registered Public Accounting Firm of CohnReznick LLP, relating to BMW FS.
34.2*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP, relating to U.S. Bank Trust Company, National Association.
35.1*	Servicer Compliance Statement of BMW FS.

____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMW VEHICLE LEASE TRUST 2025-1
(Issuing Entity)

	By:	BMW FINANCIAL SERVICES NA, LLC,
as servicer

March 24, 2026	By:	/s/ Tobias Essig
Name: Tobias Essig
Title: Chief Financial Officer and Vice President – Finance

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.